Form 10QSB
period 2002-03-31
NORTHWEST ETHANOL LLC
filed 2002-05-15
CIK 1162811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to
                               ---------------    ---------------

                        Commission file number 000-49704
                                               ---------


                             NORTHWEST ETHANOL, LLC
        (Exact name of small business issuer as specified in its charter)


              Ohio                                               34-1946951
              ----                                               ----------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                    P.O. Box 4505, Sherwood, Ohio 43556-0505
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (888) 437-8233
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

                  WARNING REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements involving our future performance, our expected future operations and other events, demands, commitments and uncertainties. In many cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "hope," "potential," "continue," or the negatives of these terms or other similar expressions. These forward-looking statements are based on management's beliefs and expectations and on information currently available to management, and involve numerous assumptions, risks and uncertainties. Actual results may differ materially for many reasons, including but not limited to: the uncertain terms of our eventual debt financing; possible inability to service our debt; possible need for additional capital; dependence upon our design engineer and its business partners; risks related to our status as a start-up enterprise and anticipated losses; our dependence on hiring and retaining qualified personnel; lack of diversification of revenue sources; possible price competition; price sensitivity and hedging transactions; and risks related to changes in industry and environmental regulation. We are under no duty to update any of these forward-looking statements after the date of this Form 10-QSB to conform them to actual results or to changes in our expectations. We caution you not to put undue reliance on any forward-looking statements.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                                                     June 30,      March 31,
                                                       2001     2002 (Unaudited)
                                                     ---------  ----------------

                                     ASSETS

CURRENT ASSETS
  Cash                                               $  34,710     $ 116,836
  Restricted Cash  (Note 2)                                 --       100,000
  Prepaid Insurance                                         --        38,142
                                                     ---------     ---------
    Total Current Assets                                34,710       254,978
                                                     ---------     ---------

FIXED ASSETS  (NOTE 3)
  Equipment and Development Costs                           --        99,843
                                                     ---------     ---------
OTHER ASSETS
  Deposits and Other  (Note 4)                              --         7,000
  Costs of Raising Anticipated Capital                      --       313,715
                                                     ---------     ---------
        Total Other Assets                                  --       320,715
                                                     ---------     ---------

TOTAL ASSETS                                         $  34,710     $ 675,536
                                                     =========     =========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable  (Note 4)                       $  18,423     $ 106,194
    Accrued Liabilities -  Legal and Professional           --        62,816
    Accrued Interest                                        --           250
    Member Units Subscribed  (Note 2)                       --       100,000
                                                     ---------     ---------
        Total Current Liabilities                       18,423       269,260
                                                     ---------     ---------
LONG-TERM DEBT
    Note Payable  (Note 5)                                  --        30,000
                                                     ---------     ---------
TOTAL LIABILITIES                                       18,423       299,260
                                                     ---------     ---------
MEMBERS' EQUITY  (NOTE 6)
    Member Contributions                                68,000       670,000
    Deficit Accumulated During the Development Stage   (51,713)     (293,724)
                                                     ---------     ---------
         Total Members' Equity                          16,287       376,276
                                                     ---------     ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                $  34,710     $ 675,536
                                                     =========     =========


See Notes to Financial Statements.

                            STATEMENTS OF OPERATIONS

    For the Period from February 8, 2001 (Inception Date) to March 31, 2001 and the Three and Nine Months Ended March 31, 2002 (Unaudited)


                                                    February 8,           Three Months          Nine Months
                                                      2001 to                Ended                 Ended           Cumulative Loss
                                                  March 31, 2001        March 31, 2002        March 31, 2002       from Inception
                                                  --------------        --------------        --------------       ---------------
REVENUE                                             $      --             $      --             $      --             $      --
                                                    ---------             ---------             ---------             ---------
OPERATING EXPENSES
    Advertising                                            --                14,039                14,039                14,039
    Consulting Fees                                     2,500                26,369                48,369                62,369
    Depreciation Expense                                   --                   312                   312                   312
    Insurance                                              --                 1,658                 1,658                 1,658
    Licenses and Permits                                   --                   200                 3,650                 3,650
    Professional Fees (Note 4)                          4,222                98,272               171,694               206,983
    Miscellaneous                                       2,693                 1,003                 4,881                 7,514
                                                    ---------             ---------             ---------             ---------
        Total Expenses                                  9,415               141,853               244,603               296,525
                                                    ---------             ---------             ---------             ---------
OPERATING LOSS                                         (9,415)             (141,853)             (244,603)             (296,525)
OTHER INCOME - INTEREST                                    28                 1,299                 2,592                 2,801
                                                    ---------             ---------             ---------             ---------
NET LOSS                                            $  (9,387)            $(140,554)            $(242,011)            $(293,724)
                                                    =========             =========             =========             =========
NET LOSS PER UNIT                                   $ (195.56)            $ (128.24)            $ (327.04)            $ (541.93)
                                                    =========             =========             =========             =========
WEIGHTED AVERAGE UNITS OUTSTANDING                         48                 1,096                   740                   542
                                                    =========             =========             =========             =========


See Notes to Financial Statements.

                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
              For the Nine Months Ended March 31, 2002 (Unaudited)


                                                                                  Member
                                                               Member              Units            Accumulated
                                             Units          Contributions        Subscribed           Deficit               Total
                                           ---------        -------------        ----------         -----------          ---------
BALANCE - JUNE 30, 2001                          272             68,000                 --             (51,713)             16,287
    Capital Contributions,
        September 28, 2001                       428            107,000                 --                  --             107,000
    Capital Contributions,
        November 27, 2001                        396            495,000                 --                  --             495,000
    Net Loss                                                         --                 --            (242,011)           (242,011)
                                           ---------          ---------          ---------           ---------           ---------
BALANCE - MARCH 31, 2002
    (UNAUDITED)                                1,096          $ 670,000          $      --           $(293,724)          $ 376,276
                                           =========          =========          =========           =========           =========


See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS

     For the Period from February 8, 2001 (Inception Date) to March 31, 2001 and the Nine Months Ended March 31, 2002 (Unaudited)


                                                                           February 8,           Nine Months          Cumulative
                                                                             2001 to                Ended              Cash Flows
                                                                            March 31,              March 31,         from Inception
                                                                              2001                   2002              (Unaudited)
                                                                           -----------            ----------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                  $  (9,387)             $(242,011)           $(293,724)
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities
      Professional Fees                                                            --                     --               17,000
      Depreciation                                                                 --                    312                  312
  Changes in Assets and Liabilities
      Deposits and Other                                                           --                (45,142)             (45,142)
      Accounts Payable                                                          2,617                  9,036               27,459
      Accrued Liabilities                                                          --                 62,816               62,816
      Accrued Interest                                                             --                    250                  250
                                                                            ---------              ---------            ---------
        Net Cash Used in Operating Activities                                  (6,770)              (214,739)            (231,029)
                                                                            ---------              ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment and Development Costs                                   --                (80,155)             (80,155)
                                                                            ---------              ---------            ---------
        Net Cash Used in Investing Activities                                      --                (80,155)             (80,155)
                                                                            ---------              ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Member Contributions                                                         26,000                602,000              653,000
  Member Subscriptions                                                             --                100,000              100,000
  Proceeds from Note Payable                                                       --                 30,000               30,000
  Costs of Raising Anticipated Capital                                             --               (254,980)            (254,980)
                                                                            ---------              ---------            ---------
        Net Cash Provided by Financing Activities                              26,000                477,020              528,020
                                                                            ---------              ---------            ---------
NET INCREASE IN CASH                                                           19,230                182,126              216,836
CASH - BEGINNING OF PERIOD                                                         --                 34,710                   --
                                                                            ---------              ---------            ---------
                                                                            $  19,230              $ 216,836            $ 216,836
CASH - END OF PERIOD                                                        =========              =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION
Members' Interest Issued for Services                                       $      --              $      --            $  17,000
                                                                            =========              =========            =========


See Notes to Financial Statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Northwest Ethanol, LLC (the "Company"), an Ohio limited liability company, was organized on February 8, 2001 to build and operate a 30 million gallon ethanol plant located in northwest Ohio. In addition, the Company intends to produce and sell distillers grains and carbon dioxide gas as co-products of ethanol production. Construction is anticipated to begin in the year 2002. As of June 30, 2001 and March 31, 2002, the Company is in the development stage, with its efforts being principally devoted to organizational and project feasibility activities.

In the opinion of management, all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results which may be expected from any other interim period or for the full year and may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future.

FISCAL REPORTING PERIOD - The Company has adopted a fiscal year ending June 30 for reporting financial operations.

ACCOUNTING ESTIMATES - Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from those estimates.

CASH - The Company maintains its accounts primarily at one financial institution.

COST OF RAISING ANTICIPATED CAPITAL - The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs will be netted against the proceeds received.

DEPRECIATION - Fixed assets are recorded at cost, and the Company uses the straight-line method to depreciate assets over their useful lives.

INCOME TAXES - The Company is treated as a partnership for federal and state income tax purposes and therefore does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.

NET LOSS PER UNIT - The net loss per unit is based upon the weighted average number of units outstanding during the periods.

RECENTLY ISSUED ACCOUNTING STANDARDS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141,

"Business Combinations". The statement requires that all future business combinations be accounted for using the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. This statement will be effective for the Company for the fiscal year beginning July 1, 2002. The Company does not believe SFAS No. 141 will have a material impact on its financial position or the results of its operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Among other provisions, goodwill will no longer be amortized but will be subject to impairment tests at least annually. This statement will be effective for the Company for the fiscal year beginning July 1, 2002. The Company does not believe SFAS No. 142 will have a material impact on its financial position or the results of its operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires recognition of a liability for any obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value and will be offset by an increase to the carrying amount of the related long-lived asset. This statement will be effective for the Company for the fiscal year beginning July 1, 2002. The Company does not believe SFAS No. 143 will have a material impact on its financial position or the results of its operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The main objective of this statement is to resolve implementation issues related to SFAS No. 121 by further clarifying certain of its provisions. SFAS No. 144 removes goodwill from SFAS No. 121's scope and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities. Other provisions of the statement include more stringent requirements for classifying assets available for disposal and expanding the scope of activities that will require discontinued operations reporting. This statement will be effective for the Company for the fiscal year beginning July 1, 2002. The Company does not believe SFAS No. 144 will have a material impact on its financial position or the results of its operations.


NOTE 2 - RESTRICTED CASH AND MEMBER UNITS SUBSCRIBED

In March 2002, the Company began to seek to raise capital through a public offering of its units. The Company is currently offering a minimum of 2,400 units or a maximum of 4,400 units at $5,000 per unit. The plant is expected to cost at least $42,000,000. The Company plans to raise at least $42,000,000 between capital and debt financing to pay for the plant. If such capital and financing is not raised by September 30, 2002, the Company may not be able to close on the offering, at which time it will have to return the amount of subscriptions together with any interest earned thereon. As of March 31, 2002, the Company has received subscriptions totaling $100,000.

NOTE 3 - EQUIPMENT AND DEVELOPMENT COSTS

At March 31, 2002, the Company has the following fixed assets:

         Office Equipment at Cost                             $  7,490
         Less Accumulated Depreciation                            (312)
                                                              --------
         Office Equipment - Net                                  7,178
         Land Development Costs                                 32,665
         Plant and Building Development Costs                   60,000
                                                              --------
            Total                                             $ 99,843
                                                              ========


The land development costs and plant and building development costs are part of the overall site and design costs for the proposed ethanol plant. If the offering is not successful (see Note 2), such amounts will, in all likelihood, be expensed.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company made a $1,000 deposit to a member of the Company for an anticipated purchase of land to be used for the ethanol plant site. The purchase price of the land is $171,000.

The Company incurred the following legal and professional, travel and other miscellaneous expenses from various members of the Company:

                         February 8,           Three Months          Nine Months
                           2001 to                 Ended                Ended             Cumulative
                        March 31, 2001        March 31, 2002        March 31, 2002      from Inception
                        --------------        --------------        --------------      --------------

Legal and Professional           4,222                80,748               160,733             174,039
Travel and Other                   261                   816                 4,077               4,460


At June 30, 2001, and March 31, 2002, the Company had accounts payable of $6,923 and $89,660, respectively, due to members and companies affiliated through common ownership.

NOTE 5 - LONG-TERM DEBT

In October 2001, the Company borrowed $30,000 from The Defiance County Community Improvement Corporation. The note bears interest at 2% per annum and is unsecured. Principal payments of $10,000 are due June 30, 2003, 2004 and 2005. If the proposed ethanol plant is not operational by June 30, 2003, the first principal payment of $10,000 may be deferred until June 30, 2004.

NOTE 6 - MEMBERS' EQUITY

As specified in the Company's operating agreement, the Company has issued 272 and 1,096 units to its founding members as of June 30, 2001 and March 31, 2002, respectively. The first 700 units were issued at $250 per unit. In November 2001, the Company issued an additional 396 units at $1,250 per unit for a total of $495,000. In November 2001, the directors approved a four for one split of the units issued and outstanding. The financial statements reflect the effect of that split.


NOTE 7 - SUBSEQUENT EVENTS

On April 25, 2002, the directors of the Company extended the pubic offering of units from April 30, 2002 until July 31, 2002, subject to further extension at the discretion of the directors, but in no event beyond September 30, 2002. As of May 10, 2002, the Company has received additional subscription units of 279 at $5,000 per unit for a total of $1,395,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION.

OVERVIEW

         We are a start-up company in development stage, with no substantial assets and no income from operations, although we have received approximately $670,000 in seed capital in the form of capital contributions by our 27 founding members. We are seeking to raise a total of at least $42 million through a public offering of our Units (the "Unit Offering") and additional government-assisted and private debt financing, in order to acquire our preferred site, design and build an ethanol plant and engage in the production of ethanol, distillers grains and CO2. As of May 10, we have received approximately $1,495,000 in subscription proceeds in the Unit Offering. Our directors have extended the Unit Offering until July 31, 2002, subject to further extension but in no event later than September 30, 2002. We hope to begin construction of our ethanol plant by the fall of 2002, and we expect that it will take at least 16 months to construct the proposed ethanol plant and begin operations. It may take an additional 2-4 months to address operational issues as they arise, and to begin to operate our ethanol plant efficiently.

PLAN FOR THE NEXT 24 MONTHS

         Prior to the closing of the Unit Offering, we are required to obtain a binding written commitments for the debt financing we need, together with the proceeds of the Unit Offering, to satisfy our total anticipated capital needs of at least $42 million. Appropriate informational materials have been distributed to a number of financial institutions, and we expect to continue to contact lenders, and to negotiate the terms of our necessary debt financing with all the institutions which express interest until we have obtained a binding written commitment or commitments, on the most favorable terms available as determined by our directors, to satisfy our debt financing closing condition. This process could take several weeks or more.

         Prior to the closing of the Unit Offering, we also expect to:

            - negotiate definitive real estate purchase agreements for 2 parcels which together comprise our preferred site, and satisfy as many conditions to the real estate closings as possible, so that we will be able to commence construction as promptly as possible after the Unit Offering closes;

            - finalize any necessary agreements with a design engineer and a lead construction contractor, and advance the design of the plant as far as possible; and

            - continue to negotiate and finalize third party sales and marketing arrangements to the extent possible.

         After the closing of the Unit Offering, we expect to:

            - purchase the 2 parcels of real estate which together comprise our preferred site as promptly as possible;

            - obtain the necessary insurance coverages to commence construction;

            - prepare the site for construction;

            - complete the design and construction of our ethanol plant;

            - arrange for the construction of the necessary infrastructure to support our plant's operations;

            - finalize the terms of, and close upon, committed debt financing;

            - finalize any remaining third party sales and marketing
              arrangements;

            - gradually hire and train the necessary employees to operate our plant;

            - purchase our initial inventory of corn, chemicals, yeast and denaturant; and

            - commence operations, begin generating revenues, and continuously refine our production processes to attain, maintain and improve our plant's efficiency.

         At or shortly after the closing of the Unit Offering, we expect to acquire our preferred site for about $621,000, at the cost of $3,000 per acre for about 207 acres (net of rail right of way). We expect to spend approximately $600,000 to improve and prepare our site for construction. In addition, we expect to spend approximately $270,000 on the construction of a rail siding, consisting of a main line turnout from CSX's nearby high speed, dual line and approximately 1,000 feet of new track.

         We have arranged for certain required infrastructure improvements for our plant, including:

            - Northwest Electric Cooperative's construction of an electrical substation and associated transmission facilities needed to run electricity from NEC's nearby electrical lines to the plant, at an estimated cost of about $1.3 million; and

            - Murphy Brother Pipeline Company's construction of a 5-mile long natural gas pipeline to transport natural gas from Crossroads Pipeline to the plant, at an anticipated cost of about $1.25 million.

These construction costs are expected to be financed through the suppliers.

         We expect to spend approximately $36.3 million to design, construct and equip our plant. We expect these costs to include digging, pouring foundations, material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, a dryer and conveyors. We will pay these costs by making monthly progress payments based upon the work completed and invoiced to us.

         We are dependent upon Gaylor Engineering and its key employees, and other members of The Gaylor Alliance of Companies, for consulting, design engineering and construction expertise. Any inability to consummate necessary definitive agreements with Gaylor or its affiliated companies on acceptable terms, any loss of a key employee of a member of The Gaylor Alliance, or any failure of Gaylor Engineering or its affiliates to adequately perform any agreement with us may have material adverse consequences on our business. If it became necessary to do so, we may have difficulty securing a suitable replacement or replacements, and our remedies may not be adequate to fully compensate us for the resulting delay and expense.

         We expect that it will be at least 16 months after we close the Unit Offering before we begin operation of our ethanol plant. Construction projects often involve events that delay the construction schedule, including changes in weather, force majeure events, permitting delays, community opposition, changes in political administrations at the federal, state or local level that result in policy changes towards ethanol or this project, disputes with our anticipated design engineer which must be resolved through arbitration, inability to obtain materials or labor or other factors. If we encounter any hazardous or unexpected conditions at the construction site, including environmental or other types of contamination, the project could be delayed and we could be required to spend significant resources to correct the condition. Under those circumstances we may need to seek additional capital.

         We are currently operating from a temporary office in Defiance, Ohio. Once the plant is complete, our office will be located at the plant site. We currently do not have an office staff or general manager, and we do not expect to retain one until approximately six months before we begin operation. Currently, we have contracted for the services of a part-time project coordinator, a part-time administrative assistant and a part-time management consultant who is an experienced plant manager. Otherwise, we are dependent entirely on our directors, our officers and advisers. As we near operational status, we expect to incur increasing costs as we hire and train additional employees. We estimate that we will have about 30 full-time employees by the time we begin operations.

         We expect to spend a total of approximately $262,000 during the construction period on general and administrative expenses, including salaries, out-of-pocket reimbursements and general office expenses. We spent about $38,000 for a 1-year directors and officers' insurance policy, and we also estimate that we will need to spend approximately $25,000 annually during construction on builder's risk insurance, general commercial liability, worker's compensation and property insurance. However, there is no assurance that we will be able to obtain such insurance on terms acceptable to us, if at all. Any failure by us to secure and maintain adequate insurance, with adequate policy limits and/or self-retention limits, or the occurrence of an otherwise uninsured loss, may have a material adverse effect on us, our operations, cash flows and financial performance.

         A portion of the funds raised in the Unit Offering, together with borrowings under a revolving credit facility, are expected to be used to purchase our initial inventory of corn, chemicals, yeast and denaturant, the principal raw materials we need to operate, until we begin to collect receivables.

         We will be vulnerable primarily to price increases with respect to corn, electricity, natural gas and transportation, and to price decreases with respect to ethanol and distillers grains. Of these, corn is expected to be supplied to us at market prices. Corn prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, disease, farmers' planting decisions, global supply and demand and foreign and domestic governmental agricultural policy. Also, increased production of ethanol could result in increased demand for corn, which could in turn lead to higher prices for corn. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. For example, in 1996 the market price of corn increased significantly with a shortfall in supply, resulting in decreased ethanol production and widespread unprofitable ethanol operations. If corn prices increase as they did in 1996 and we were not adequately hedged against that price movement, our financial performance may be adversely affected. Our purchasing and hedging activities may or may not lower our price of corn, and in a period of declining corn prices our advance purchase and hedging strategies may result in us paying a higher price for corn than our competitors.

         Our revenues will also depend primarily on the market prices for ethanol and distillers grains, which can also be volatile as a result of a number of factors. For ethanol, these factors include the overall supply and demand of ethanol, the price of gasoline, the current and anticipated level of government support for ethanol and the availability and price of competing products. For distillers grains, these pricing factors also include the overall supply and demand of competing products, as well as the price of corn. Many existing ethanol plants are constructing or will construct additions to increase their production, and new fuel grade ethanol plants are being and will be constructed to meet perceived demand. We cannot provide any assurance or guarantee that there will continue to be material increases in the demand for ethanol, so the increased production of ethanol may ultimately lead to lower prices for ethanol and distillers grains.

         In an attempt to minimize the effects of the volatility of corn, energy, ethanol and distillers grains prices on operating profits, we expect to take hedge positions in the corn, energy, petroleum and possibly other futures markets. It is our policy not to enter into derivative instruments for speculative purposes. In addition, we are in the process of developing a comprehensive risk management policy. Depending upon the amount of financing we obtain, especially initially we may be unable to implement hedging positions we would otherwise take. If we are unable to initiate or maintain our desired hedge positions for any reason, we will be more vulnerable to commodity price fluctuations to that extent. The effectiveness of our hedging activities will be dependent, among other things, upon the prices of corn, energy and petroleum and our ability to sell sufficient ethanol and distillers grains to use all of the corn subject to our futures contracts. Although we expect to attempt to link our hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in grain contracts, energy and petroleum are highly volatile and are influenced by many factors which are beyond our control. In conducting hedging activities, we may incur such costs, and they may be significant.

LIQUIDITY AND CAPITAL RESOURCES

         The information in this section should be read in conjunction with our financial statements appearing under the heading "Financial Statements" elsewhere in this Form 10-QSB.

         As of March 31, 2002, we had cash and cash equivalents of $216,836 and total assets of $675,536. $100,000 of the cash and cash equivalents is in an escrow account with a bank and is not assessable by us unless and until we satisfy the closing conditions for the Unit Offering by September 30, 2002. To date, we have raised $670,000 in seed capital from our founding members, and received a $30,000 non-recourse loan from the Defiance County Business Development Fund (the "DCBDF"). The outstanding balance of the DCBDF loan accrues interest at 2% per annum, with interest only payments due on June 30, 2002 and December 31, 2002. Principal and interest will be repaid in three equal annual installments starting June 30, 2003. If our ethanol plant is not operational by June 30, 2003, our first annual principal payment may be deferred for one year, and we will continue semi-annual interest-only payments during the interim. As of March 31, 2002, we had current liabilities of $269,260. Since our inception on February 8, 2001 through March 31, 2002, we have had a net loss of $293,724, and at March 31, 2002, we had an accumulated deficit of $293,724. Members' equity as of March 31, 2002 was $376,276.

         Since inception, we have had no revenues, and cash flows provided by financing activities through March 31, 2002 were member contributions of $653,000, of which $545,510 was used primarily for consulting and professional fees, insurance, equipment and development costs and costs of raising anticipated capital. During this period, our accounts payable and accrued liabilities increased by $169,260. We are planning to raise additional capital to help meet those obligations which will be due prior to the closing of the Unit Offering.

ANTICIPATED DEBT FINANCING

         We are seeking to raise a total of at least $42 million, consisting of at least $12-22 million in equity and the balance in government-assisted and private debt. The amount of our debt will depend upon how much equity we raise, and our financing costs will depend on the amount and types of debt financing we obtain. We are aggressively seeking and expect to maximize our use of available government-assisted debt financing and tax abatement programs. To the extent we are able to obtain government-assisted debt financing, we will require less equity and less debt financing from the private sector, and our overall cost of capital may be lower. While our optimized use of available government tax abatement programs will not reduce the amount of overall financing we need to close the Unit Offering, it is expected to significantly reduce our tax obligations once our ethanol plant is operating, for 5-10 years.

         The Ohio Air Quality Development Authority (the "OAQDA") finances up to 100% of the eligible costs of air quality facilities. Under recently enacted Ohio law, we expect to be able to obtain most of our necessary debt financing through the OAQDA. We expect any OAQDA loan we may obtain to have a term of up to 20 years. We also expect that while any such loan is outstanding, most or all of our real property will be exempt from property tax, and most or all of our tangible personal property will be exempt from Ohio sales and use tax and personal property tax. We have entered into an inducement agreement with the OAQDA which constitutes the OAQDA's commitment to provide us with up to $42 million of OAQDA bond financing, subject to the successful sale of the bonds. A portion of our anticipated OAQDA bond offering may involve tax-exempt bonds, but most, if not all, of the OAQDA bonds would be taxable, and supported by a loan guarantee from the United States Department of Agriculture (the "USDA").

         The purpose of the USDA Rural Development Business and Industry Guaranteed Loan Program is to encourage economic development in rural areas. Under this program, we expect the USDA to provide us with a loan guarantee of up to 60% of debt incurred from authorized lenders to build our ethanol plant, up to a maximum guarantee of $15 million. In connection with our anticipated USDA loan guarantee, we will have to pay a fee of up to 2% of the principal loan amount multiplied by the guarantee percentage, and we will also be responsible for all closing costs. We expect to apply for this program as soon as we are able to identify a bank or banks on the application, as required. In order to do so, we need to obtain contingent approval by the bank(s) to make the loan. For 45 days after filing the application, we can change the bank(s), and within 90 days of filing the application, the USDA is expected to grant our application.

         Through the cooperative efforts of the USDA and the OAQDA and its advisers, a proposed structure has emerged which should allow the benefits of both programs to be combined in one transaction, we believe for the first time. Under that structure, at a single closing we will enter into a loan agreement with the OAQDA, which will issue its taxable bonds to a bank or banks (the "Bank"). The OAQDA will assign all of its rights and interest in the loan agreement to the Bank. The Bank will pay the purchase price of the bonds directly to us, and we will issue an air quality facilities note evidencing the debt directly to the Bank. The USDA will guarantee our debt to the Bank, which will also be secured by virtually all our property, including our real property and equipment.

         We will also need a revolving line of credit to finance receivables and inventories. We expect that borrowing availability under the revolving line of credit may be based upon 80-85% of our accounts receivable and 50% of our inventory, subject to a specified maximum amount. We plan to pay at least prime rate on these loans, plus annual fees. Ultimately, we will also need letters of credit to secure various payment obligations we expect to have under our arrangements with our anticipated grain originator and for ethanol hedging transactions. These letters of credit will be subordinated to our principal credit facilities. We estimate that as our plant nears operational status, we may need to provide letters of credit securing: between $3-3.5 million in delayed price corn delivered to our bunker; between $3-4 million in margin exposure on outstanding corn forward pricing contracts; and between $2-6 million on outstanding unleaded gasoline forward pricing contracts. However, these amounts are only estimates, and the actual amounts may vary, at times substantially.

         Any debt we incur may be subject to various affirmative and negative covenants. In particular, our debt agreements may contain various restrictive covenants limiting our ability to, among other things: incur additional indebtedness; make capital expenditures in excess of prescribed thresholds; make distributions to our members or redeem or repurchase our units;

make various investments; create other liens on our assets; use asset sale proceeds; or merge, consolidate or dispose of all or substantially all of our assets. We may also be required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth, and to use a portion of any excess cash flow generated by operations to prepay our term debt.

         We are also seeking a total of $30,000 in grants from the Ohio Department of Economic Development, all of which will be used for infrastructure. We have a number of grant and loan applications pending with various governmental and private entities, and we expect to continue to aggressively seek grant and loan funds on favorable terms going forward. To the extent we are successful in obtaining such funds, our need for additional debt and equity financing may be reduced.


                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. No additional exhibits are required to be filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         NORTHWEST ETHANOL, LLC

Date: May 14, 2002                                       /s/ Ted W. Penner
     -----------------------------                       -----------------------
                                                         Ted W. Penner
                                                         Secretary/Treasurer